Form 10-K/A
STRUCTURED ASSET SEC CORP PASS THROUGH CERT SERIES 2002-AL1
filed 2003-07-10
CIK 1168950

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Aurora Loan Srvcs Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Aurora Loan Srvcs Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Aurora Loan Srvcs Inc, as Servicer <F1>


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

  <F1> Filed herewith.




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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN Amro Mortgage Group, as servicer, Aurora Loan Srvcs Inc., as servicer and
     Wells Fargo Bank Minnesoata, National Association, as trustee.


      Date:
      Structured Asset Securities Corporation, as Depositor

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


  Ex-99.1 (a)

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


  Ex-99.2 (a)

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

  Ex-99.3 (a)(i)

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


  Ex-99.3 (a)(ii)

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

EXCEPTIONS
None

Sincerely,
ABN AMRO Mortgage Group, Inc.

/s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President
Investor Accounting



Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


  Ex-99.3 (b)


AURORA LOAN SERVICES INC (logo)
NATIONAL SERVICING CENTER

601 Fifth Avenue * P.O. Box 1706 * Scottsbluff, NE 69363-1706 * phone:
308-635-3500  800-776-9361 * fax: 308-630-6700

March 19, 2003


Lehman Capital, A Division of             Lehman Brothers Bank, F.S.B.
Lehman Brothers Holdings Inc.             Attn: Leslee Gelber, Contract Finance
Attn: Manager, Contract Finance           39 West 13th Street, 3rd Floor
101 Hudson Street                         New York NY 10011
Jersey City NJ 07302

Wells Fargo Bank Minnesota, N.A.          CC: Wells Fargo Bank Minnesota NA
Attn: Corporate Trust Services            Attn: Corporate Trust Services
1100 Broken Land Parkway                  Sixth Street & Marquette Avenue
Columbia MD 21044                         Minneapolis MN 55479


Subject: Annual Officer's Certificate  Fiscal Year 2002

Dear Master Servicer:

The undersigned Officer certifies the following for the Fiscal Year 2002:

(A) I have reviewed the activities and performance of Aurora Loan Services Inc. (the "Servicer") during the preceding fiscal year under the terms of the Servicing Agreement and to the best of this Officers' knowledge and belief, the Servicer has fulfilled all of its duties, responsibilities and obligations under this Agreement throughout fiscal year 2002, or if there has been a material default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each material default or failure and the nature and status thereof has been reported to Lehman Capital; Lehman Brothers Bank; Wells Fargo Bank Minnesota, N.A.

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy required under the terms of the Servicing Agreement, are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect; or, with respect to Hazard Insurance policies and/or Flood Insurance policies that are not in full force and effect, appropriate force placed individual and/or blanket policies are in full force and effect for each Mortgaged Property;

(E) All known real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid, could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to. Lehman Capital; Lehman Brothers Bank; Wells Fargo Bank Minnesota, NA.

(F) All Custodial Accounts have been reconciled and are properly funded; and,

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per Section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Robert E. Simpson
Officer: Robert E. Simpson
Title: Executive Vice President

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